Form 10-Q
period 2026-03-31
Bain Capital GSS Investment Corp.
filed 2026-05-14
CIK 2064355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2026

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
+1
(617)516-2000
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
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
of the Exchange Act). Yes ☒ No ☐
As of May 11, 2026, there were 46,900,000 Class A ordinary shares, $0.0001 par value, and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BAIN CAPITAL GSS INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the three months ended March 31, 2026 and for the period from March 24, 2025 (Inception) through March 31, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2026 and for the period from March 24, 2025 (Inception) through March 31, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the three months ended March 31, 2026 and for the period from March 24, 2025 (Inception) through March 31, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$637,186	$784,949
Prepaid expenses	295,039	238,589

Total current assets	932,225	1,023,538
Long Term prepaid insurance	112,650	168,975
Interest-bearing Demand Deposits held in Trust Account	468,918,973	464,648,083

Total Assets	469,963,848	465,840,596

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accrued offering costs	$85,000	$89,501
Accrued expenses	316,797	202,210

Total current liabilities	401,797	291,711
Deferred underwriting fee	16,100,000	16,100,000

Total Liabilities	16,501,797	16,391,711

Shareholders’ Deficit:
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 46,000,000 shares at redemption value of $10.19 and 10.10 per share at March 31, 2026 and December 31, 2025, respectively	468,918,973	464,648,083
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 900,000 shares issued and outstanding (excluding 46,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	90	90
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(15,458,162)	(15,200,438)

Total Shareholders’ Deficit	(15,456,922)	(15,199,198)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$469,963,848	$465,840,596

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from March 24, 2025 (Inception) Through March 31,
	2026	2025
General and administrative costs	$257,724	$20,608

Loss from operations	(257,724)	(20,608)
Other income:
Interest earned on interest-bearing demand deposits held in Trust Account	4,270,890	—

Total other income	4,270,890	—
Net income (loss)	$4,013,166	$(20,608)

Basic and diluted weighted average Class A ordinary shares outstanding	46,900,000	—

Basic and diluted net income per Class A ordinary share	$0.07	$—

Basic and diluted weighted average Class B ordinary shares outstanding (1)	11,500,000	10,000,000

Basic and diluted net income (loss) per Class B ordinary share	$0.07	$(0.00)

(1)
Prior to the Initial Public Offering, 1,500,000 Class B ordinary shares were subject to forfeiture depending on the extent to which the underwriter exercised its over-allotment option and were therefore excluded from certain share calculations where applicable. On October 1, 2025, the underwriters exercised the over-allotment option in full in connection with the closing of the Initial Public Offering, and accordingly, such Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — December 31, 2025	900,000	$90	11,500,000	$1,150	$—	$(15,200,438)	$(15,199,198)
Accretion of carrying value to redemption value	—	—	—	—	—	(4,270,890)	(4,270,890)
Net income	—	—	—	—	—	4,013,166	4,013,166

Balance – March 31, 2026	900,000	$90	11,500,000	1,150	—	(15,458,162)	(15,456,922)

FOR THE PERIOD FROM MARCH 24, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — March 24, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000
Net loss	—	—	—	—	—	(20,608)	(20,608)

Balance – March 31, 2025	—	—	11,500,000	1,150	23,850	(20,608)	4,392

(1)
Included up to
1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was
not exercised in full or in part by the underwriters. Subsequently, on October 1, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture
(see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Period From March 24, 2025 (Inception) Through March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$4,013,166	$(20,608)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on interest-bearing demand deposits held in Trust Account	(4,270,890)	—
Changes in operating assets and liabilities:
Prepaid expenses	(56,450)	—
Long Term prepaid insurance	56,325	—
Accrued expenses	114,587	20,608

Net cash used in operating activities	(143,262)	—
Cash Flows from Financing Activities:
Payment of offering costs	(4,501)	—

Net cash used in financing activities	(4,501)	—
Net change in cash	(147,763)	—
Cash – beginning of the period	784,949	—

Cash – end of the period	$637,186	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor through issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$55,325

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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
As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 24, 2025 (inception) through March 31, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $23,835,700, consisting of $7,000,000 of cash underwriting fees (net of $1,000,000 underwriter’s reimbursement), $16,100,000 of deferred underwriting fees, and $735,700 of other offering costs.
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
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with
Rule14e-1(a)
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
The Sponsor and the Company’s officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering) from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously withdrawn or eligible to be withdrawn by the Company to pay the Company’s taxes, excluding the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares.
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three months ended March 31, 2026 and the period from March 24, 2025 (inception) through March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Liquidity and Going Concern
The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On October 1, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $212,377 (see Note 4). As of March 31, 2026, the Company had cash of $637,186 and working capital of $530,428.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with
ASC205-40,
“Presentation of Financial Statements–Going Concern”, as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, which currently expires on October 1, 2027, there will be mandatory liquidation and subsequent dissolution of the Company.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”)
Subtopic205-40,
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $637,186 and $784,949 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.
Interest-bearing Demand Deposits Held in Trust Account
As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $468,918,973 and $464,648,083, respectively, were held in an interest-bearing demand deposit account.
Offering Costs
The Company complies with the requirements of the
ASC340-10-S99and
SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB
ASC470-20,
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026		For the Period from March 24, 2025 (Inception) Through March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,222,902	$790,264	$—	$(20,608)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	46,900,000	11,500,000	—	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.00)

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
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with
ASC480-10-S99,the
Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(3,036,000)
Public Shares issuance costs	(23,664,360)
Plus:
Accretion of carrying value to redemption value	31,348,443

Class A ordinary shares subject to possible redemption, December 31, 2025	$464,648,083
Plus:
Accretion of carrying value to redemption value	4,270,890

Class A ordinary shares subject to possible redemption, March 31, 2026	$468,918,973

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
On December 18, 2025 and February 11, 2026, the Sponsor transferred 30,000 founder shares on each date to a newly appointed independent director as compensation for board service. These transfers are within the scope of ASC 718. In accordance with ASC 718, equity-classified stock-based awards are measured at fair value on the grant date. The aggregate fair value of the 30,000 founder shares granted on December 18, 2025 and February 11, 2026 was $150,600 and $178,800, or $5.02 and $5.96 per share, respectively. Because the awards contain a performance condition tied to the consummation of a Business Combination, compensation expense will be recognized upon the occurrence of such event.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
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
On August 25, 2025, the Sponsor transferred an aggregate of 30,000 Founder Shares to the director of the Company in exchange for his services as director through the Company’s initial Business Combination. The Founder Shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of Founder Shares to the director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 Founder Shares transferred to the director on August 25, 2025 was $52,290 or $1.743 per share. The Company established the initial fair value Founder Shares on August 25, 2025, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the underlying share price of $9.95, term of 0.10, risk-free rate of 4.34%, and a market adjustment of 17.6%. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.
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
Private Placement Units
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 900,000 Private Placement Units at $10.00 per Private Placement Unit, for an aggregate purchase price of $9,000,000, in a private placement. Such Private Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering), any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100%
of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period from the closing of this Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. Subject to limited exceptions, the Private Placement Units (including any Private Placement Shares or Private Placement Warrants included in such Private Placement Units) will not be transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account.

Related Party Loans
On March 26, 2025, Bain Capital GSS Investment Sponsor LLC agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of September 30, 2026 or the completion of the Initial Public Offering. On October 1, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to
 $212,377. Borrowings under the Note are no longer available.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the company had no outstanding borrowings under the Working Capital Loans.
Administrative Services and Indemnification Agreement
Pursuant to the administrative services and indemnification agreement between the Company and the Sponsor, commencing on September 29, 2025 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. In addition, the Company has agreed, pursuant to such administrative services and indemnification agreement with the Sponsor relating to the monthly payment for services outlined therein, that the Company will indemnify the Sponsor and its affiliates, including Bain Capital LP and its affiliates (“Bain”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Bain, and/or (iii) against the Sponsor and/or Bain alleging any expressed or implied management or endorsement by the Sponsor and/or Bain of any of the Company’s activities or any express or implied association between the Sponsor and/or Bain, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account. For the three months ended March 31, 2026 and for the period from March 24, 2025 (inception) through March 31, 2025, the Company incurred $60,000 for these services. As of March 31, 2026 and December 31, 2025, $120,000 and $60,000,
respectively, is included in accrued expenses in the accompanying unaudited condensed balance sheets.
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
Underwriting Agreement
The Company granted the underwriters
a45-dayoption
from the final prospectus relating to the Initial Public Offering to purchase up to 6,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 1, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 6,000,000 Units at a price of $10.00 per Unit.
The underwriters were entitled to an underwriting discount of $0.20 per Public Share, excluding any proceeds from Units sold pursuant to the underwriter’s over-allotment option, or $8,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriter paid the Company an aggregate amount of $1,000,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. In addition, $0.35 per Public Share, or $16,100,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 900,000 Class A ordinary shares issued and outstanding, excluding 46,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares—
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding.
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

Subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one
basis or will automatically convert into Class A ordinary shares (such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial business combination) concurrently with or immediately following the consummation of the initial Business Combination a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares included in the Private Placement Units and including any Class A ordinary share issued pursuant to the underwriter’s over-allotment option) upon consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Warrants
— As of March 31, 2026 and December 31, 2025, there were 9,380,000 Warrants outstanding, including 9,200,000 Public Warrants and 180,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.
The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company is registering the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement of the Initial Public Offering, in which the unaudited condensed financial statements are included, forms a part because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the20-tradingday period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” below).
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
Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the30-dayredemption period; and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the30-dayredemption period.
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

NOTE 7 — SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources
and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

	March 31, 2026	December 31, 2025
Cash	$637,186	$784,949
Interest-bearing Demand Deposits held in Trust Account	$468,918,973	$464,648,083

	For the Three Months Ended March 31, 2026	For the Period from March 24, 2025 (Inception) Through March 31, 2025
General and administrative expenses	$257,724	$20,608
Interest earned on interest-bearing demand deposits held in Trust Account	$4,270,890	$—
The CODM reviews
interest
earned on interest-bearing demand deposits held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
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

As of March 31, 2026, we held cash of $637,186, cash held in Trust Account of $468,918,973, and current liabilities of $401,797. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 24, 2025 (inception) through March 31, 2026 were organizational activities and identifying and evaluating a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the three months ended March 31, 2026 we had a net income of $4,013,166 which consists of interest earned on interest bearing demand deposits held in Trust Account of $4,270,890, offset by general and administrative costs of $257,724.

For the period from March 24, 2025 (inception) through March 30, 2025, we had a net loss of $20,608, which consists of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), by the Sponsor, and loans from the Sponsor, which were repaid at the closing of the initial public offering. As of March 31, 2026, we had $637,186 in cash and working capital surplus of $514,678 .

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

For the three months ended March 31, 2026, net cash used in operating activities was $143,262. Net income of $4,013,166 was offset by interest earned from the interest-bearing demand deposit account of $4,270,890 and changes in operating assets and liabilities, which used $114,462 of cash from operating activities.

For the period from March 24, 2025 (inception) through March 31, 2025, net cash used in operating activities was $0. Net loss of $20,608 and changes in operating assets and liabilities, which used $20,608 of cash from operating activities.

As of March 31, 2026, we had cash held in Trust Account of $468,918,973 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $637,186. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we have identified the valuation of Founder Shares that will be issued in relation to the consummation of a Business Combination as a critical accounting estimate.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus filed with the SEC on March 20, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in such final prospectus.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

101.DEF*	XBRL Taxonomy Extension Definition link base Document

101.LAB*	XBRL Taxonomy Extension Labels linkable Document

101.PRE*	XBRL Taxonomy Extension Presentation Link base Document

*	Filed herewith (or furnished herewith in the case of exhibits 32.1 and 32.2).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAIN CAPITAL GSS INVESTMENT CORP.

Date: May 14, 2026	By:	/s/ Angelo Rufino
	Name:	Angelo Rufino
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Patrick Dury
	Name:	Patrick Dury
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)