Form 10-Q
period 2026-06-30
Bain Capital GSS Investment Corp.
filed 2026-08-13
CIK 2064355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
June 30
, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-42874

Bain Capital GSS Investment Corp.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1853296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Clarendon Street
Boston, Massachusetts 02116
(Address of principal executive offices)
+1(617)516-2000
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
Rule 12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging gr
ow
th company, indicate by check mark if the registrant has
ele
cted not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of
the Exchange Act). Yes ☒ No ☐
As of August 11, 2026, there were 46,900,000 Class A ordinary shares, $0.0001 par value, and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BAIN CAPITAL GSS INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page

Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from March 24, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from March 24, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from March 24, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

PART I - FINANCIAL INFORMATION
Item 1. Interim Fina
ncia
l Statements.
BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$622,015	$784,949
Prepaid expenses	270,175	238,589

Total current assets	892,190	1,023,538
Long term prepaid insurance	56,325	168,975
Interest-bearing demand deposits held in Trust Account	473,221,889	464,648,083

Total Assets	474,170,404	465,840,596

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accrued offering costs	$85,000	$89,501
Accrued expenses	465,562	202,210
Advances from related party	105,312	—

Total current liabilities	655,874	291,711
Deferred underwriting fee	16,100,000	16,100,000

Total Liabilities	16,755,874	16,391,711

Shareholders’ Deficit:
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 46,000,000 shares at redemption value of approximately $10.29 and 10.10 per share at June 30, 2026 and December 31, 2025, respectively	473,221,889	464,648,083
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 900,000 shares issued and outstanding (excluding 46,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	90	90
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(15,808,599)	(15,200,438)

Total Shareholders’ Deficit	(15,807,359)	(15,199,198)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$474,170,404	$465,840,596

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 24, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative expenses	$350,437	$29,960	$608,161	$50,568

Loss from operations	(350,437)	(29,960)	(608,161)	(50,568)

Other income:
Interest earned on interest-bearing demand deposits held in Trust Account	4,302,916	—	8,573,806	—

Total other income	4,302,916	—	8,573,806	—

Net income (loss)	$3,952,479	$(29,960)	$7,965,645	$(50,568)

Basic and diluted weighted average Class A ordinary shares outstanding	46,900,000	—	46,900,000	—

Basic and diluted net income (loss) per Class A ordinary share	$0.07	$—	$0.14	$—

Basic and diluted weighted average Class B ordinary shares outstanding (1)	11,500,000	10,000,000	11,500,000	10,000,000

Basic and diluted net income (loss) per Class B ordinary share	$0.07	$(0.00)	$0.14	$(0.01)

(1)
Prior to the Initial Public Offering, 1,500,000 Class B ordinary shares were subject to forfeiture depending on the extent to which the underwriters exercised its over-allotment option and were therefore excluded from certain share calculations where applicable. On October 1, 2025, the underwriters exercised the over-allotment option in full in connection with the closing of the Initial Public Offering, and accordingly, such Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2025	900,000	$90	11,500,000	$1,150	$—	$(15,200,438)	$(15,199,198)
Accretion of carrying value to redemption value	—	—	—	—	—	(4,270,890)	(4,270,890)
Net income	—	—	—	—	—	4,013,166	4,013,166

Balance – March 31, 2026 (unaudited)	900,000	90	11,500,000	1,150	—	(15,458,162)	(15,456,922)
Accretion of carrying value to redemption value	—	—	—	—	—	(4,302,916)	(4,302,916)
Net income	—	—	—	—	—	3,952,479	3,952,479

Balance – June 30, 2026 (unaudited)	900,000	$90	11,500,000	$1,150	—	$(15,808,599)	$(15,807,359)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM MARCH 24, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — March 24, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000
Net loss	—	—	—	—	—	(20,608)	(20,608)

Balance – March 31, 2025	—	—	11,500,000	1,150	23,850	(20,608)	4,392
Net loss	—	—	—	—	—	(29,960)	(29,960)

Balance – June 30, 2025	—	$—	11,500,000	$1,150	$23,850	$(50,568)	$(25,568)

(1)
Included up to1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on October 1, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period From March 24, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activ it ies:
Net income (loss)	$7,965,645	$(50,568)
Payment of general and administrative expenses through promissory note – related party	—	10,420
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on interest-bearing demand deposits held in Trust Account	(8,573,806)	—
Changes in operating assets and liabilities:
Prepaid expenses	(31,586)	—
Long term prepaid insurance	112,650	—
Accrued expenses	263,352	40,148

Net cash used in operating activities	(263,745)	—

Cash Flows from Financing Activities:
Advances from related party	105,312	—
Payment of offering costs	(4,501)	—

Net cash provided by financing activities	100,811	—

Net change in cash	(162,934)	—
Cash – beginning of the period	784,949	—

Cash – end of the period	$622,015	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor through issuance of Class B ordinary shares	$—	$25,000

Deferred offering costs included in accrued offering costs	$—	$215,257

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)
NOTE 1 — DESCRIPTION OF ORGANIZATIONS AND BUSINESS OPERATIONS
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
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 24, 2025 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

Upon the public announcement of the initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with
Rule10b5-1to
purchase the Class A ordinary shares in the open market, in order to comply with Rule14e-5under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance
withRule14e-1(a)under
the Exchange Act, and the Company will not be permitted to complete the initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares the Company is permitted to redeem. If public shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such initial Business Combination.
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
NOTE 2 — SUMMARY OF SIGNI
FI
CA
N
T ACCOUNTING POLICIES
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
for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and six months ended June 30, 2026 and for the three months ended June 30, 2025 and for the period from March 24, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending De
c
ember 31, 2026 or for any future periods.
Liquidity and Going Concern
The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On October 1, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $212,377 (see Note 4). As of June 30, 2026, the Company had cash of $622,015 and working capital of $236,316.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC
205-40,
“Presentation of Financial Statements–Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments not held in Trust with an original maturity of three months or less when purchased to be cash equivalents. The Company had $622,015 and $784,949 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.
Interest-bearing Demand Deposits Held in Trust
Acc
ount
As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $473,221,889 and $464,648,083, respectively, were held in an interest-bearing demand deposit account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’ financial condition, results of operations, and cash flows.
Offering Costs
The Company complies with the requirements of the
ASC340-10-S99
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
As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Fair Value of Financial Instr
um
ents
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and dis
cl
osure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.
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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the Period from March 24, 2025 (Inception) Through June 30,
	2026		2025		2026		2025
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,174,165	$778,314	$—	$(29,960)	$6,397,068	$1,568,577	$—	$(50,568)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	46,900,000	11,500,000	—	10,000,000	46,900,000	11,500,000	—	10,000,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.00)	$0.14	$0.14	$—	$(0.01)

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
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with
ASC480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(3,036,000)
Public Shares issuance costs	(23,664,360)
Plus:
Accretion of carrying value to redemption value	31,348,443

Class A ordinary shares subject to possible redemption, December 31, 2025	$464,648,083
Plus:
Accretion of carrying value to redemption value	4,270,890

Class A ordinary shares subject to possible redemption, March 31, 2026	$468,918,973
Plus:
Accretion of carrying value to redemption value	4,302,916

Class A ordinary shares subject to possible redemption, June 30, 2026	$473,221,889

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

On August 25, 2025, the Sponsor transferred an aggregate of 30,000 Founder Shares to the director of the Company in exchange for his services as director through the Company’s initial Business Combination. The Founder Shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of Founder Shares to the director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 Founder Shares transferred to the director on August 25, 2025 was $52,290 or $1.743 per share. The Company established the initial fair value Founder Shares on August 25, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the underlying share price of $9.95, term of 0.10, risk-free rate of 4.34%, and a market adjustment of 17.6%. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services and Indemnification Agreement
Pursuant to the administrative services and indemnification agreement between the Company and the Sponsor, commencing on September 29, 2025 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. In addition, the Company has agreed, pursuant to such administrative services and indemnification agreement with the Sponsor relating to the monthly payment for services outlined therein, that the Company will indemnify the Sponsor and its affiliates, including Bain Capital LP and its affiliates (“Bain”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Bain, and/or (iii) against the Sponsor and/or Bain alleging any expressed or implied management or endorsement by the Sponsor and/or Bain of any of the Company’s activities or any express or implied association between the Sponsor and/or Bain, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000 for these services, respectively. For the three months ended June 30, 2025 and for the period from March 24, 2025 (inception) through June 30, 2025, no fees were incurred for these services. As of June 30, 2026 and December 31, 2025, the Company had accrued liabilities of $180,000 and $0, respectively, related to these services.
Advances from Related Party
The Company’s Sponsor may provide funds to finance working capital needs on behalf of the Company. These advances are non-interest
bearing, unsecured, and payable on demand.
As of June 30, 2026, the Company had $105,312 outstanding under these advances, which is included in Advances from related party on the accompanying balance sheets.
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

NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 900,000 Class A ordinary shares issued and outstanding, excluding 46,000,000 shares subject to possible redemption.

Class
 B Ordinary Shares—
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding.
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
Warrants
— As of June 30, 2026 and December 31, 2025, there were 9,380,000 Warrants outstanding, including 9,200,000 Public Warrants and 180,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (see “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” below).
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
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

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
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

	June 30, 2026 (unaudited)	December 31, 2025
Cash	$622,015	$784,949
Interest-bearing demand deposits he ld in Trust Account	$473,221,889	$464,648,083

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 24, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative expenses	$350,437	$29,960	$608,161	$50,568
Interest earned on interest-bearing demand deposits held in Trust Account	$4,302,916	$—	$8,573,806	$—
The CODM reviews interest earned on interest-bearing demand deposits held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Proposed Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
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

As of June 30, 2026, we held cash of $622,015, cash held in Trust Account of $473,221,889, and current liabilities of $655,874. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 24, 2025 (inception) through June 30, 2026 were organizational activities and identifying and evaluating a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the three months ended June 30, 2026 we had a net income of $3,952,479 which consists of interest earned on interest bearing demand deposits held in Trust Account of $4,302,916, offset by general and administrative costs of $350,437.

For the three months ended June 30, 2025, we had a net loss of $29,260, which consists of general and administrative costs.

For the six months ended June 30, 2026 we had a net income of $7,965,645 which consists of interest earned on interest bearing demand deposits held in Trust Account of $8,573,806, offset by general and administrative costs of $608,161.

For the period from March 24, 2025 (inception) through June 30, 2025, we had a net loss of $50,568, which consists of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), by the Sponsor, and loans from the Sponsor, which were repaid at the closing of the initial public offering. As of June 30, 2026, we had $622,015 in cash and working capital surplus of $236,316.

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

For the six months ended June 30, 2026, net cash used in operating activities was $263,745. Net income of $7,965,645 was offset by interest earned from the interest-bearing demand deposit account of $8,573,806 and changes in operating assets and liabilities, which provided $344,416 of cash from operating activities.

For the period from March 24, 2025 (inception) through June 30, 2025, net cash used in operating activities was $0. Net loss of $50,568 and changes in operating assets and liabilities, which used $40,148 of cash from operating activities offset by Payment of general and administrative costs through promissory note – related party of $10,420.

As of June 30, 2026, we had cash held in Trust Account of $473,221,889 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $622,015. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we have identified the valuation of Founder Shares that will be issued in relation to the consummation of a Business Combination as a critical accounting estimate.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 1, 2025, we consummated the Initial Public Offering of 46,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000. The securities sold in the offering were registered under the Securities Act on registration statement on
Form S-1(No. 333-290126).
The SEC declared the registration statement effective on September 29, 2025.
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 900,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $9,000,000.
Of the gross proceeds received from the Initial Public Offering and the Private Placement, an aggregate of $460,000,000 was placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under
Rule 2a-7under
the Investment Company Act. The specific investments in our Trust Account may change from time to time.
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

BAIN CAPITAL GSS INVESTMENT CORP.

Date: August 13, 2026	By:	/s/ Angelo Rufino
	Name:	Angelo Rufino
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Patrick Dury
	Name:	Patrick Dury
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)