Form 10-Q
period 2026-09-30
Bain Capital GSS Investment Corp.
filed 2026-11-13
CIK 2064355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
of the Exchange Act). Yes ☒ No ☐
As of November 10, 2026, there were 46,900,000 Class A ordinary shares, $0.0001 par value, and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BAIN CAPITAL GSS INVESTMENT CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from March 24, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from March 24, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from March 24, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$622,015	$784,949
Prepaid expenses	246,550	238,589

Total current assets	868,565	1,023,538
Long-term prepaid insurance	—	168,975
Interest-bearing demand deposits held in Trust Account	477,671,954	464,648,083

Total Assets	$478,540,519	$465,840,596

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accrued offering costs	$85,000	$89,501
Accrued expenses	602,711	202,210
Advances from related party	132,358	—

Total current liabilities	820,069	291,711
Deferred underwriting fee	16,100,000	16,100,000

Total Liabilities	16,920,069	16,391,711

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 46,000,000 shares at redemption value of approximately $10.38 and $10.10 per share at September 30, 2026 and December 31, 2025, respectively	477,671,954	464,648,083
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 900,000 shares issued and outstanding (excluding 46,000,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	90	90
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(16,052,744)	(15,200,438)

Total Shareholders’ Deficit	(16,051,504)	(15,199,198)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$478,540,519	$465,840,596

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 24, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$244,145	$20,600	$852,306	$71,168

Loss from operations	(244,145)	(20,600)	(852,306)	(71,168)

Other income:
Interest earned on interest-bearing demand deposits held in Trust Account	4,450,065	—	13,023,871	—

Total other income	4,450,065	—	13,023,871	—

Net income (loss)	$4,205,920	$(20,600)	$12,171,565	$(71,168)

Basic and diluted weighted average Class A ordinary shares outstanding	46,900,000	—	46,900,000	—

Basic and diluted net income (loss) per Class A ordinary share	$0.07	$—	$0.21	$—

Basic and diluted weighted average Class B ordinary shares outstanding(1)	11,500,000	10,000,000	11,500,000	10,000,000

Basic and diluted net income (loss) per Class B ordinary share	$0.07	$(0.00)	$0.21	$(0.01)

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

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2025	900,000	$90	11,500,000	$1,150	$—	$(15,200,438)	$(15,199,198)
Accretion of carrying value to redemption value	—	—	—	—	—	(4,270,890)	(4,270,890)
Net income	—	—	—	—	—	4,013,166	4,013,166

Balance — March 31, 2026 (unaudited)	900,000	90	11,500,000	1,150	—	(15,458,162)	(15,456,922)
Accretion of carrying value to redemption value	—	—	—	—	—	(4,302,916)	(4,302,916)
Net income	—	—	—	—	—	3,952,479	3,952,479

Balance — June 30, 2026 (unaudited)	900,000	90	11,500,000	1,150	—	(15,808,599)	(15,807,359)
Accretion of carrying value to redemption value	—	—	—	—	—	(4,450,065)	(4,450,065)
Net income	—	—	—	—	—	4,205,920	4,205,920

Balance — September 30, 2026 (unaudited)	900,000	$90	11,500,000	$1,150	$—	$(16,052,744)	$(16,051,504)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM MARCH 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — March 24, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000
Net loss	—	—	—	—	—	(20,608)	(20,608)

Balance — March 31, 2025	—	—	11,500,000	1,150	23,850	(20,608)	4,392
Net loss	—	—	—	—	—	(29,960)	(29,960)

Balance — June 30, 2025	—	—	11,500,000	1,150	23,850	(50,568)	(25,568)
Net loss	—	—	—	—	—	(20,600)	(20,600)

Balance — September 30, 2025	—	$—	11,500,000	$1,150	$23,850	$(71,168)	$(46,168)

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

BAIN CAPITAL GSS INVESTMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Periodfrom March 24, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$12,171,565	$(71,168)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on interest-bearing demand deposits held in Trust Account	(13,023,871)	—
Payment of general and administrative expenses through promissory note – related party	—	40,380
Payment of formation costs through issuance of Class B ordinary shares	—	10,188
Changes in operating assets and liabilities:
Prepaid expenses	(7,961)	—
Long-term prepaid insurance	168,975	—
Accrued expenses	400,501	20,600

Net cash used in operating activities	(290,791)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(7,000,000)

Net cash used in investing activities	—	(7,000,000)

Cash Flows from Financing Activities:
Advances from related party	132,358	9,000,000
Payment of offering costs	(4,501)	—

Net cash provided by financing activities	127,857	9,000,000

Net change in cash	(162,934)	2,000,000
Cash – beginning of the period	784,949	—

Cash – end of the period	$622,015	$2,000,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$14,812

Deferred offering costs paid through promissory note – related party	$—	$171,997

Deferred offering costs included in accrued offering costs	$—	$421,091

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAIN CAPITAL GSS INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(UNAUDITED)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Bain Capital GSS Investment Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from March 24, 2025 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 900,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement (the “Private Placement”) to the Company’s sponsor, Bain Capital GSS Investment Sponsor LLC (the “Sponsor”), generating gross proceeds of $9,000,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-fifth of one warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
Transaction costs amounted to $23,835,700, consisting of $7,000,000 of cash underwriting fees (net of $1,000,000 underwriters’ reimbursement), $16,100,000 of deferred underwriting fees, and $735,700 of other offering costs.
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
Following the closing of the Initial Public Offering, on October 1, 2025, an amount of $460,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and may only be held in cash, including in demand deposit accounts at a bank, or invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially invested at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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
Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering, without the prior consent of the Company.
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
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not consummate an initial Business Combination within the Combination Period.
The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 4) and Private Placement Shares included in the Private Placement Units if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period from March 24, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Liquidity and Going Concern
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “Promissory Note”), and advances from the Sponsor (see Note 4). On October 1, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $212,377 (see Note 4). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from the Sponsor (see Note 4). As of September 30, 2026, the Company had cash of $622,015 and working capital of $48,496.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, which currently expires on October 1, 2027, there will be mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company’s liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern, as the end of the Combination Period falls within one year of the date that these unaudited condensed financial statements are issued.

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
Cash and Cash Equivalents
The Company considers all short-term investments not held in the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $622,015 and $784,949 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.
Interest-Bearing Demand Deposits Held in Trust Account
As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $477,671,954 and $464,648,083, respectively, were held in an interest-bearing demand deposit account.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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
As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for the sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.
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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from March 24, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,377,699	$828,221	$—	$(20,600)	$9,774,767	$2,396,798	$—	$(71,168)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	46,900,000	11,500,000	—	10,000,000	46,900,000	11,500,000	—	10,000,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.00)	$0.21	$0.21	$—	$(0.01)

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
As of October 1, 2025, the fair value of the Public Warrants was $3,036,000, or $0.33 per Public Warrant. The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

October 1, 2025
Underlying stock price	$10.03
Exercise price	$11.50
Volatility	5.00%
Term (in years)	7.00
Risk-free rate	3.81%
Market adjustment	25.30%
Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(3,036,000)
Public Shares issuance costs	(23,664,360)
Plus:
Accretion of carrying value to redemption value	31,348,443

Class A ordinary shares subject to possible redemption, December 31, 2025	$464,648,083
Plus:
Accretion of carrying value to redemption value	4,270,890

Class A ordinary shares subject to possible redemption, March 31, 2026	$468,918,973
Plus:
Accretion of carrying value to redemption value	4,302,916

Class A ordinary shares subject to possible redemption, June 30, 2026	$473,221,889
Plus:
Accretion of carrying value to redemption value	4,450,065

Class A ordinary shares subject to possible redemption, September 30, 2026	$477,671,954

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
On August 25, 2025, December 18, 2025 and February 11, 2026, the Sponsor transferred 30,000 Founder Shares on each date (90,000 Founder Shares in the aggregate) to directors of the Company as compensation for board service, including, on each of December 18, 2025 and February 11, 2026, to a newly appointed independent director (see Note 4). These transfers are within the scope of ASC 718. In accordance with ASC 718, equity-classified stock-based awards are measured at fair value on the grant date. The aggregate grant-date fair value of the 30,000 Founder Shares transferred on each of August 25, 2025, December 18, 2025 and February 11, 2026 was $52,290, $150,600 and $178,800, or $1.743, $5.02 and $5.96 per share, respectively, or $381,690 in the aggregate. Because the awards contain a performance condition tied to the consummation of a Business Combination, compensation expense will be recognized upon the occurrence of such event. As of September 30, 2026, no compensation expense had been recognized for these awards.
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

On August 25, 2025, the Sponsor transferred an aggregate of 30,000 Founder Shares to the director of the Company in exchange for his services as director through the Company’s initial Business Combination. The Founder Shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of Founder Shares to the director is in the scope of FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 30,000 Founder Shares transferred to the director on August 25, 2025 was $52,290 or $1.743 per share. The Company established the initial fair value of the Founder Shares on August 25, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the underlying share price of $9.95, term of 0.10 years, risk-free rate of 4.34%, and a market adjustment of 17.6%. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. In addition, on December 18, 2025 and February 11, 2026, the Sponsor transferred 30,000 Founder Shares on each date to a newly appointed independent director, with grant-date fair values of $
150,600
and $
178,800
, or $5.02 and $5.96 per share, respectively (see Note 2). As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized for the 90,000 Founder Shares transferred to the Company’s directors, which had an aggregate grant-date fair value of $
381,690
.
Subject to limited exceptions, the initial shareholders have agreed not to transfer, assign or sell any Founder Shares until the earlier to occur of (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Private Placement Units
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 900,000 Private Placement Units at $10.00 per Private Placement Unit, for an aggregate purchase price of $9,000,000, in a private placement. Such Private Placement Units are identical to the Units sold in the Initial Public Offering, except that the Private Placement Warrants included in the Private Placement Units have certain different terms, as described in Note 6. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering), any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period from the closing of this Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. Subject to limited exceptions, the Private Placement Units (including any Private Placement Shares or Private Placement Warrants included in such Private Placement Units) will not be transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering to be held in the Trust Account.
Related Party Loans
On March 26, 2025, Bain Capital GSS Investment Sponsor LLC agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Promissory Note. This loan was non-interest
bearing and payable on the earlier of September 30, 2026 or the completion of the Initial Public Offering. On October 1, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $212,377. Borrowings under the Promissory Note are no longer available.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services and Indemnification Agreement
Pursuant to the administrative services and indemnification agreement between the Company and the Sponsor, commencing on September 29, 2025 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. In addition, the Company has agreed, pursuant to such administrative services and indemnification agreement with the Sponsor relating to the monthly payment for services outlined therein, that the Company will indemnify the Sponsor and its affiliates, including Bain Capital LP and its affiliates (“Bain”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including Bain, and/or (iii) against the Sponsor and/or Bain alleging any expressed or implied management or endorsement by the Sponsor and/or Bain of any of the Company’s activities or any express or implied association between the Sponsor and/or Bain, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $180,000 for these services, respectively. For the three months ended September 30, 2025 and for the period from March 24, 2025 (inception) through September 30, 2025, no fees were incurred for these services. As of September 30, 2026 and December 31, 2025, the Company had accrued liabilities of $240,000 and $60,000, respectively, related to these services.
Advances from Related Party
The Company’s Sponsor may provide funds to finance working capital needs on behalf of the Company. These advances are non-interest
bearing, unsecured, and payable on demand.
As of September 30, 2026, the Company had $132,358 outstanding under these advances, which is included in advances from related party on the accompanying condensed balance sheets.
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

NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares—The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 900,000 Class A ordinary shares issued and outstanding, excluding 46,000,000 shares subject to possible redemption.

Class
 B Ordinary Shares—
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding.
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
Warrants
— As of September 30, 2026 and December 31, 2025, there were 9,380,000 Warrants outstanding, including 9,200,000 Public Warrants and 180,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement for the Initial Public Offering because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30-trading-day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period.
In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 7 — SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

	September 30, 2026 (unaudited)	December 31, 2025
Cash	$622,015	$784,949
Interest-bearing demand deposits held in Trust Account	$477,671,954	$464,648,083

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 24, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$244,145	$20,600	$852,306	$71,168
Interest earned on interest-bearing demand deposits held in Trust Account	$4,450,065	$—	$13,023,871	$—
The CODM reviews interest earned on interest-bearing demand deposits held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 24, 2025 as a Cayman Islands exempted company formed for the purpose of effectuating an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Upon the closing of the initial public offering and the Private Placement, approximately $460.0 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the Private Placement were placed in a Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may be held in cash, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully.

We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the prospective partner company or otherwise acquires a controlling interest in the prospective partner company sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

As of September 30, 2026, we held cash of $622,015, cash held in Trust Account of $477,671,954, and current liabilities of $820,069. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 24, 2025 (inception) through September 30, 2026 were organizational activities and identifying and evaluating a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the three months ended September 30, 2026 we had a net income of $4,205,920 which consists of interest earned on interest-bearing demand deposits held in Trust Account of $4,450,065, offset by general and administrative costs of $244,145.

For the three months ended September 30, 2025, we had a net loss of $20,600, which consists of general and administrative costs.

For the nine months ended September 30, 2026 we had a net income of $12,171,565 which consists of interest earned on interest-bearing demand deposits held in Trust Account of $13,023,871, offset by general and administrative costs of $852,306.

For the period from March 24, 2025 (inception) through September 30, 2025, we had a net loss of $71,168, which consists of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), by the Sponsor, and loans from the Sponsor, which were repaid at the closing of the initial public offering. As of September 30, 2026, we had $622,015 in cash and working capital surplus of $48,496.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $290,791. Net income of $12,171,565 was offset by interest earned from the interest-bearing demand deposit account of $13,023,871 and changes in operating assets and liabilities, which provided $561,515 of cash from operating activities.

For the period from March 24, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $71,168 was offset by payment of general and administrative costs through promissory note – related party of $40,380, payment of formation costs through issuance of Class B ordinary shares of $10,188, and changes in operating assets and liabilities, which provided $20,600 of cash from operating activities.

As of September 30, 2026, we had $477,671,954 held in the Trust Account in an interest-bearing demand deposit account. Funds held in the Trust Account may be held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $622,015. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. In addition, if a Business Combination is not consummated by October 1, 2027, there will be mandatory liquidation and subsequent dissolution of the Company. The Company’s liquidity condition and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we have identified the valuation of Founder Shares that will be issued in relation to the consummation of a Business Combination as a critical accounting estimate.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
for the period ended December 31, 2025, filed with the SEC on March 20, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in such Annual Report on Form
10-K.
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
Of the gross proceeds received from the Initial Public Offering and the Private Placement, an aggregate of $460,000,000 was placed in the Trust Account. The proceeds held in the Trust Account may be held by the trustee in cash, including in demand deposit accounts at a bank, or invested only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under
Rule 2a-7
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

BAIN CAPITAL GSS INVESTMENT CORP.

Date: November 13, 2026	By:	/s/ Angelo Rufino
	Name:	Angelo Rufino
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Patrick Dury
	Name:	Patrick Dury
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)